Form 10-K
period 2005-12-31
Volkswagen Auto Loan Enhanced Trust 2005-1; VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION LLC
filed 2006-03-30
CIK 1343707, 1221498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
333-103709
333-103709-03
(Commission File Numbers)
Volkswagen Auto Loan Enhanced Trust 2005-1
(Issuer with respect to the Notes)
Volkswagen Public Auto Loan Securitization, LLC
(Exact name of registrant as specified in its charter)

83-0349353
State of Delaware	20-6706266
(State or other jurisdiction of	(I.R.S. Employer Id. Nos.)
incorporation)

3800 Hamlin Road	48326
Auburn Hills, Michigan	(Zip Code)
(Address of principal executive offices)
(248) 754-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐  Yes ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large Accelerated Filer: ☐                               Accelerated Filer: ☐                               Non-Accelerated Filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None
Issuer does not have any voting stock. Documents Incorporated by Reference: See Item 15(b).

FORM 10-K
PART 1
Item 1. Business.
This Annual Report on Form 10-K is filed with respect to Volkswagen Auto Loan Enhanced Trust 2005-1 (the “Trust”), a Delaware statutory trust formed pursuant to an Amended and Restated Trust Agreement, dated as of November 16, 2005, between Volkswagen Public Auto Loan Securitization, LLC (the “Transferor”) and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”). The Trust issued $1,234,188,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the “Notes”) pursuant to an Indenture, dated as of November 16, 2005 (the “Indenture”), between the Trust and Citibank, N.A., as indenture trustee (the “Indenture Trustee”). Pursuant to the Indenture, the Trust also issued $28,408,655 in aggregate principal amount of asset-backed subordinated certificates, which were not offered to the public.
Item 1A. Risk Factors.
Omitted.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The principal assets of the Trust are a pool of motor vehicle retail installment sales contracts and/or installment loans that are secured by new and used automobiles and light-duty trucks.
See Item 15.
The following tables set forth the number and aggregate principal amount of delinquent and defaulted loan contracts, the delinquency rates, and aggregate net losses on the loan contracts of the Volkswagen Auto Loan Enhanced Trust 2005-1 as of December 31, 2005:

1.	Delinquent Contracts:	Contracts	Amount ($000’s)

	a. 31 — 60 Days Delinquent	513	7,220
	b. 61 — 90 Days Delinquent	58	920

2.	Delinquency Ratio:		Amount ($000’s)

	a. Delinquent Balance		8,140
	b. Total Pool Balance		1,285,282
	c. Delinquency Ratio		0.63%

3.	Defaulted Contracts:	Contracts	Amount ($000’s)

	a. For the Year Ended December 31, 2005	16	309

4.	Aggregate Net Losses, for the year ended December 31, 2005:		Amount ($000’s)

	a. Aggregate Net Losses		309
	b. Original Portfolio		1,364,965
	c. Aggregate Loss Ratio		0.02%

Item 3. Legal Proceedings.
(a)	There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Transferor, the Indenture Trustee, VW Credit, Inc., as servicer, or the Owner Trustee, which were pending at December 31, 2005, or as of the date of this report.

(b)	Not applicable.
Item 4. Submission of Matters To A Vote Of Security Holders.
No votes or consents of Noteholders were solicited during fiscal year 2005 for any purpose.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
To the best knowledge of the registrant, there is no established public trading market for the Notes.
(a)	The holder of record of all offered Notes as of December 31, 2005 was Cede & Co., the nominee of The Depository Trust Company in the United States. On December 31, 2005, there were less than 300 holders of record of each Class of Notes.

(b)	Not applicable.

(c)	Not applicable.
Item 6. Selected Financial Data.
Omitted.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.
Omitted.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8. Financial Statements and Supplementary Data.
Omitted.
Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.
Omitted.
Item 9A. Controls and Procedures.
Omitted.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Omitted.
Item 11. Executive Compensation.
Omitted.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
The Transferor owns 100% of the Certificates issued by the Trust. While some noteholder’s positions in the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation
S-K.
Item 13. Certain Relationships And Related Transactions.
None.
Item 14. Principal Accountant Fees and Services.
Omitted.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) Not applicable.
(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	Current Reports on Forms 8-K during the year ending December 31, 2005:

Date	Items Reported
December 20, 2005	Items 8.01, 9.01, Monthly Servicer’s Report*
January 20, 2006	Items 8.01, 9.01, Monthly Servicer’s Report*

*Incorporated by reference.
(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2006

VOLKSWAGEN PUBLIC AUTO LOAN SECURITIZATION, LLC
By:	/s/ Timothy J. Flaherty
	Name:	Timothy J. Flaherty
	Title:	Assistant Treasurer

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2005-1 By: VW CREDIT, INC., as Administrator
By:	/s/ Bruce Harris
	Name:	Bruce Harris
	Title:	Chief Financial Officer

EXHIBIT INDEX
Exhibit 31: Certification of officer of Servicer pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1: Annual Statement as to Compliance of the Servicer for the year ended December 31, 2005.
Exhibit 99.2: Report on the activities of VW Credit, Inc., as Servicer, prepared by Virchow Krause & Company, LLP.
Exhibit 99.3: Annual Aggregate Servicer Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including January 2005 through December 2005.